Form 10-Q
period 1996-03-31
PIPER MORTGAGE ACCEPTANCE CORP
filed 1996-05-14
CIK 877157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1996


Commission file number   33-41655


                      PIPER MORTGAGE ACCEPTANCE CORPORATION
             (Exact name of Registrant as specified in its charter)


 Delaware                                                          41-1697488
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


 Piper Jaffray Tower,     222 South 9th Street,   Minneapolis, Minnesota 55402
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   612-342-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

1,000 Common shares were outstanding as of March 31, 1996, and were wholly owned by Piper Jaffray Companies Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)






                                TABLE OF CONTENTS

                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Statements of Financial Condition                    3

                 Statements of Operations                             4

                 Statements of Cash Flows                             4

                 Notes to Financial Statements                        5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations     7


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                     7

         Signatures                                                   8

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



                        STATEMENTS OF FINANCIAL CONDITION



                                               March 31,         September 30,
                                                 1996                1995
                                              (unaudited)
ASSETS

Cash                                         $     10,000        $     10,000
Deferred shelf registration costs                  73,140              73,140
                                              -----------         -----------
                                             $     83,140        $     83,140
                                             ============        ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to Piper Jaffray Companies Inc.      $     73,140        $     73,140


Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding               1,000               1,000
  Additional paid-in capital                        9,000               9,000
                                                   10,000              10,000
                                              -----------         -----------
                                             $     83,140        $     83,140
                                             ============        ============



               See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)


            There were no operations conducted during the periods.


                            STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)




 There were no operations or cash transactions conducted during the periods.





               See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995



1.  ORGANIZATION AND BUSINESS ACTIVITY

Piper Mortgage Acceptance Corporation (the Company), incorporated on June 4, 1991, is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the Parent). The Company has not commenced operations except for the conduct of organizational matters and the issuance of 1,000 shares of the Company's common stock to Piper Jaffray Companies Inc. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of Bonds, as described below.

The Company's activities will include the issuance and sale of bonds secured by one or more of the following: mortgage loans and mortgage loans insured by the Federal Housing Administration or partially guaranteed by the Veteran's Administration; pass-through mortgage-backed certificates as to which either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association guarantees the timely payment of interest and timely or ultimate payment of principal; loans or installment sales contracts secured by manufactured housing; and any other mortgage pass-through certificates or mortgage-collateralized obligations.

The Company intends to enter into various transactions and arrangements with its Parent and affiliated companies. These transactions and arrangements will include the underwriting and selling of mortgage-backed bonds.

The Company has filed a Registration Statement under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $100,000,000 in aggregate principal amount of the Company's mortgage-backed bonds are registered under the Act.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995.

The statement of financial condition as of March 31, 1996 and the information for the periods ended March 31, 1996 and 1995, is unaudited.

3.  INCOME TAXES

When operations commence, the Company will file a consolidated federal and state income tax return with its Parent and affiliates. Payments will be made to the Parent for income taxes computed on pre-tax book income using the consolidated effective tax rate. Deferred taxes will be recorded based upon differences between the financial statement and tax basis of assets and liabilities.

4.  RELATED PARTY TRANSACTIONS

At March 31, 1996, deferred shelf registration costs of $73,140 have been advanced by the Parent. Shelf registration costs will be amortized in proportion to the amount of the shelf being used at each bond issuance.

In the future, the Company may be charged for certain expenses by the Parent based on specifically identified charges and other cost allocations. Such cost allocations will be determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, will be reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. At March 31, 1996, the Company was not charged for such services. Operations are not necessarily indicative of the costs that would be incurred if the Company operated independently.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION

          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Resources and Liquidity

       The Company's source of funds with respect to mortgage-backed bonds will be the receipt of payments of principal and interest, including prepayments, on mortgage collateral securing the bonds, together with reinvestment income thereon. The Company expects that, at all times, aggregate future receipts of principal and interest on mortgage collateral, together with reinvestment income thereon, will exceed the aggregate of future amounts due as payments of principal and interest on mortgage-backed bonds.

       Results of Operations

       The Company has not commenced operations, except for the conduct of organizational matters, activities relating to the public offering of bonds, and the issuance of 1,000 shares of the Company's common stock to Piper Jaffray Companies Inc.


PART II. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

            None applicable


         (b).     Reports on Form 8-K

            The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PIPER MORTGAGE ACCEPTANCE CORPORATION
                                                (Registrant)





Dated May 13, 1996           /s/ DEBORAH K. ROESLER
                               DEBORAH K. ROESLER
                              Treasurer  (Principal  Financial and  Accounting
                                  Officer)