Form 10-Q
period 1996-06-30
PIPER MORTGAGE ACCEPTANCE CORP
filed 1996-08-14
CIK 877157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1996


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

1,000 Common shares were outstanding as of June 30, 1996, and were wholly owned by Piper Jaffray Companies Inc.

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

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



                        STATEMENTS OF FINANCIAL CONDITION



                                               June 30,          September 30,
                                                 1996                1995
                                              (unaudited)
ASSETS

Cash                                         $     10,000        $     10,000
Deferred shelf registration costs                  73,140              73,140
                                               ----------          ----------
                                             $     83,140        $     83,140
                                             ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to Piper Jaffray Companies Inc.      $     73,140        $     73,140

Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding               1,000               1,000
  Additional paid-in capital                        9,000               9,000
                                                    -----               -----
                                                   10,000              10,000
                                                ---------           ---------
                                             $     83,140        $     83,140
                                             ============        ============




               See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (Unaudited)


            There were no operations conducted during the periods.


                            STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (Unaudited)




 There were no operations or cash transactions conducted during the periods.





               See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995



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

The statement of financial condition as of June 30, 1996 and the information for the periods ended June 30, 1996 and 1995, is unaudited.

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

4.  RELATED PARTY TRANSACTIONS

At June 30, 1996, deferred shelf registration costs of $73,140 have been advanced by the Parent. Shelf registration costs will be amortized in proportion to the amount of the shelf being used at each bond issuance.

In the future, the Company may be charged for certain expenses by the Parent based on specifically identified charges and other cost allocations. Such cost allocations will be determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, will be reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. At June 30, 1996, the Company was not charged for such services. Operations are not necessarily indicative of the costs that would be incurred if the Company operated independently.

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


PART II. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K

         (a). Exhibits

              None applicable


         (b). Reports on Form 8-K

              The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PIPER MORTGAGE ACCEPTANCE CORPORATION
                                                (Registrant)





Dated August 14, 1996         /s/ DEBORAH K. ROESLER
                              DEBORAH K. ROESLER
                              Treasurer  (Principal  Financial and  Accounting
                                   Officer)