Form 10-K
period 1996-09-30
PIPER MORTGAGE ACCEPTANCE CORP
filed 1996-12-24
CIK 877157

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended   September 30, 1996

Commission file number    33-41655


                      PIPER MORTGAGE ACCEPTANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                           41-1697488
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                            Identification No.)

Piper Jaffray Tower,  222 South 9th Street, Minneapolis, Minnesota       55402
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code   612-342-6000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

1,000 shares of common stock were outstanding as of September 30, 1996, and were wholly owned by Piper Jaffray Companies Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                                TABLE OF CONTENTS
                                                                            Page
                                                                          Number
PART I.
   Item 1.Business                                                          3

   Item 2.Properties                                                        3

   Item 3.Legal Proceedings                                                 3

   Item 4.Submission of Matters to a Vote of Security Holders               3

PART II.
   Item 5.Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters                                               4

   Item 6.Selected Financial Data                                           4

   Item 7.Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         4

   Item 8.Financial Statements and Supplementary Data                       5

   Item 9.Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                           12

PART III.
   Item 10.Directors and Executive Officers of the Registrant              12

   Item 11.Executive Compensation                                          12

   Item 12.Security Ownership of Certain Beneficial Owners and Management  12

   Item 13.Certain Relationships and Related Transactions                  12

PART IV.
   Item 14.Exhibits, Financial Statements, Schedules, and Reports
           on Form 8-K                                                     12

SIGNATURES                                                                 14

INDEX TO EXHIBITS                                                          15

PART I.

   Item 1.  Business

    Piper Mortgage Acceptance Corporation (the "Company") is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the "Parent"). The Company has not commenced operations except for the conduct of organizational matters and the issuance of 1,000 shares of the Company's common stock to the Parent. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of bonds.

   Item 2.  Properties

    The Company has no physical properties.

   Item 3.  Legal Proceedings

    The Company is not party to any pending legal proceedings.

   Item 4.  Submission of Matters to a Vote of Security Holders

    Omitted pursuant to General Instruction J of Form 10-K.

PART II.

   Item 5.Market  for  Registrant's  Common  Equity  and  Related  Stockholder
Matters

    As of September 30, 1996, all outstanding shares of the Company's common stock are owned directly by Piper Jaffray Companies Inc. and are not traded on any stock exchange or in any over-the-counter market.

   Item 6.Selected Financial Data

    Omitted pursuant to General Instruction J of Form 10-K.

   Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

    Omitted pursuant to General Instruction J of Form 10-K.


    Management's Analysis (pursuant to General Instruction J of Form 10-K)


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


    Results of Operations

    The Company has not commenced operations, except for the conduct of organizational matters, the issuance of 1,000 shares of the Company's common stock to Piper Jaffray Companies Inc., and the filing of a shelf registration statement related to the issuance of mortgage-backed bonds.

   Item 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                 6

Statements of Financial Condition                                            7

Statements of Operations                                                     8

Statements of Stockholder's Equity                                           8

Statements of Cash Flows                                                     9

Notes to Financial Statements                                               10


All schedules are omitted because they are not required, are inapplicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Piper Mortgage Acceptance Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of financial condition of Piper Mortgage Acceptance Corporation (a wholly owned subsidiary of Piper Jaffray Companies Inc.) as of September 30, 1996 and September 30, 1995, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended September 30, 1996. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piper Mortgage Acceptance Corporation as of September 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 6, 1996

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)

                        STATEMENTS OF FINANCIAL CONDITION


                                                     September 30, September 30,
                                                           1996         1995
ASSETS

Cash ...............................................       $10,000       $10,000
Deferred shelf registration costs ..................        73,140        73,140
                                                            ------        ------
                                                           $83,140       $83,140
                                                           =======       =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to Piper Jaffray Companies Inc. ............       $73,140       $73,140
                                                           -------       -------
                                                            73,140        73,140


Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding ..............         1,000         1,000
  Additional paid-in capital .......................         9,000         9,000
                                                             -----         -----
                                                            10,000        10,000

                                                           $83,140       $83,140
                                                           =======       =======


               See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                Years Ended September 30, 1996, 1995 and 1994


           There were no operations conducted during these periods.





                       STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                    Additional
                                                     Common         Paid-in
                                                      Stock         Capital

Balance at September 30, 1993                      $   1,000      $   9,000

Balance at September 30, 1994                          1,000          9,000

Balance at September 30, 1995                          1,000          9,000

Balance at September 30, 1996                      $   1,000      $   9,000




               See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS


                                  Year Ended       Year Ended      Year Ended
                                 September 30,    September 30,   September 30,
                                     1996             1995            1994

CASH AT BEGINNING OF PERIOD      $     10,000     $     10,000    $     10,000

CASH AT END OF PERIOD            $     10,000     $     10,000    $     10,000




               See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                Years Ended September 30, 1996, 1995 and 1994


1. Organization and Business Activity

Piper Mortgage Acceptance Corporation (the "Company"), incorporated on June 4, 1991, is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the "Parent"). The Company has not commenced operations except for the conduct of organizational matters and the issuance of 1,000 shares of the Company's common stock to the Parent. The Company's Certificate of Incorporation limits the business activities in which it may engage to activities in connection with or related to the issuance of bonds, as described below.

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

The Company has filed a Registration Statement under the Securities Act of 1933 (the "Act") with the Securities and Exchange Commission, pursuant to which $100,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act.


2. Income Taxes

When operations commence, the Company will file a consolidated federal and state income tax return with the Parent and its affiliates. Payments will be made to the Parent for income taxes computed on pre-tax book income using the consolidated effective tax rate. Deferred taxes will be recorded based upon differences between the financial statement and tax basis of assets and liabilities.

3. Related Party Transactions

At September 30, 1996, deferred shelf registration costs of $73,140 have been advanced by the Parent. Shelf registration costs will be amortized in proportion to the amount of the shelf being used at each bond issuance.

In the future, the Company may be charged for certain expenses by the Parent based on specifically identified charges and other cost allocations. Such cost allocations will be determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, is reasonable. Operations are not necessarily indicative of the costs that would be incurred if the Company operated independently.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   There was no change in accountants or disagreements with accountants on any matter of accounting principle or practice or financial disclosure.


PART III.

  Item 10.  Directors and Executive Officers of the Registrant

   Omitted pursuant to General Instruction J of Form 10-K.

  Item 11.  Executive Compensation

   Omitted pursuant to General Instruction J of Form 10-K.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Omitted pursuant to General Instruction J of Form 10-K.

  Item 13.  Certain Relationships and Related Transactions

   Omitted pursuant to General Instruction J of Form 10-K.


PART IV.

  Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)(1)   Financial Statements.

         The following financial statements are included in Part II, Item 8:

         Independent Auditors' Report
         Statements of Financial Condition
         Statements of Operations
         Statements of Stockholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements

   (a)(2)   Financial Statement Schedules.

         All schedules have been omitted because they are either inapplicable or the required information is included in the financial statements or notes thereto.

   (a)(3)   Exhibits.

   3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10 filed July 10, 1991).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to Form 10 filed July 10, 1991).

   4.1   Post  Effective   Amendment  No.  1  to  Form  S-3  (incorporated  by
         reference to Exhibit 4.1 to the Company's filing dated June 3, 1993, Commission File No. 33-41655).

   23    Consent of Deloitte & Touche llp, Independent Auditors.

   27    Financial Data Schedule.

   (b)   Reports on Form 8-K - None.

   (c) Exhibits filed as part of this report are included in Item 14 (a)(3) above.

   (d) Financial Statement Schedules required by Regulation S-X are included in Part II Item 8 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIPER MORTGAGE ACCEPTANCE CORPORATION
                                  (Registrant)

By:


/s/ Brian J. Ranallo
BRIAN J. RANALLO
President and Director


/s/ Deborah K. Roesler
DEBORAH K. ROESLER
Treasurer (Principal Financial
and Accounting Officer)



Dated: December 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


                           Director       /s/ Francis E. Fairman, IV   Director
THOMAS E. STANBERRY                       FRANCIS E. FAIRMAN, IV


/s/ Mark A. Lindgren       Director
MARK A. LINDGREN

Dated: December 18, 1996

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)


                                INDEX TO EXHIBITS

Exhibit Description of Exhibit                                  Form of Filing

  3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10 filed July 10, 1991).

  3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to Form 10 filed July 10, 1991).

  4.1 Post Effective Amendment No. 1 to Form S-3,( incorporated by reference to Exhibit 4.1 to the Registrant's filing dated June 3, 1993, Commission File No. 33-41655)

  23    Consent of Deloitte & Touche llp, Independent Auditors       electronic
                                                                    transmission

  27    Financial Data Schedule                                      electronic
                                                                   transmission

                                                                      Exhibit 23


                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-41655 on Form S-3, as amended, of our report dated November 6, 1996, appearing in this Annual Report on Form 10-K of Piper Mortgage Acceptance Corporation for the year ended September 30, 1996.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 20, 1996