Form 10-Q
period 1996-12-31
PIPER MORTGAGE ACCEPTANCE CORP
filed 1997-02-12
CIK 877157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   December 31, 1996


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

1,000 Common shares were outstanding as of December 31, 1996, and were wholly owned by Piper Jaffray Companies Inc.

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

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


                 (a wholly owned subsidiary of Piper Jaffray Companies Inc.)



                        STATEMENTS OF FINANCIAL CONDITION



                                                      December 31, September 30,
                                                            1996        1996
                                                         (unaudited)
ASSETS

Cash ...............................................       $10,000       $10,000
Deferred shelf registration costs ..................        73,140        73,140
                                                           -------       -------
                                                           $83,140       $83,140
                                                           =======       =======



LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to Piper Jaffray Companies Inc. ............       $73,140       $73,140


Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
    authorized, issued and outstanding .............         1,000         1,000
  Additional paid-in capital .......................         9,000         9,000
                                                           -------       -------
                                                            10,000        10,000
                                                           -------       -------

                                                           $83,140       $83,140
                                                           =======       =======




                       See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (Unaudited)


                There were no operations conducted during the periods.


                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (Unaudited)




There were no  operations  or cash transactions  conducted  during the periods.





                       See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995



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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996.

The statement of financial condition as of December 31, 1996 and the information for the periods ended December 31, 1996 and 1995, is unaudited.


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

4.   RELATED PARTY TRANSACTIONS

At December 31, 1996, deferred shelf registration costs of $73,140 have been advanced by the Parent. Shelf registration costs will be amortized in proportion to the amount of the shelf being used at each bond issuance.

In the future, the Company may be charged for certain expenses by the Parent based on specifically identified charges and other cost allocations. Such cost allocations will be determined through negotiations between the Company and the Parent. Management believes that the method of allocation, as so determined, will be reasonable. In addition, the Parent provides the Company with accounting and administrative services, including services of officers. At December 31, 1996, the Company was not charged for such services. Operations are not necessarily indicative of the costs that would be incurred if the Company operated independently.

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


PART II.   OTHER INFORMATION:


Item 6.    Exhibits and Reports on Form 8-K

           (a).Exhibits

               None applicable


           (b).Reports on Form 8-K

               The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PIPER MORTGAGE ACCEPTANCE CORPORATION
                                             (Registrant)





Dated February 12, 1997            /s/ DEBORAH K. ROESLER
                                   ---------------------
                                   DEBORAH K. ROESLER
                                   Treasurer (Principal Financial and Accounting
                                    Officer)