Form 10-Q
period 1997-03-31
PIPER MORTGAGE ACCEPTANCE CORP
filed 1997-05-13
CIK 877157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997           Commission file number 33-41655


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

1,000 Common shares were outstanding as of March 31, 1997, and were wholly owned by Piper Jaffray Companies Inc.

The Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)





                                TABLE OF CONTENTS

                                                                    Page
                                                                   Number
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Statements of Financial Condition                    3

                 Statements of Operations                             4

                 Statements of Cash Flows                             4

                 Notes to Financial Statements                        5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations     6


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                     6

         Signatures                                                   7

                      PIPER MORTGAGE ACCEPTANCE CORPORATION


         (a wholly owned subsidiary of Piper Jaffray Companies Inc.)




                        STATEMENTS OF FINANCIAL CONDITION



                                               March 31,         September 30,
                                                 1997                1996
                                              (unaudited)
ASSETS

Cash                                         $     10,000        $     10,000
Deferred shelf registration costs                       -              73,140
                                                   ------              ------
                                             $     10,000        $     83,140
                                             ============        ============



LIABILITIES AND STOCKHOLDER'S EQUITY

Payable to Piper Jaffray Companies Inc.      $     46,078        $     73,140


Stockholder's equity:
  Common stock, $1 par value, 1,000 shares
   authorized, issued and outstanding               1,000               1,000
  Additional paid-in capital                        9,000               9,000
  Retained deficit                                (46,078)                  -
                                                  -------              ------
                                                  (36,078)             10,000
                                                  -------              ------

                                             $     10,000        $     83,140
                                             ============        ============




               See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                               1997          1996

 Amortization of shelf registration costs  $   73,140     $      -
                                           ----------     --------
 Loss before income tax benefit               (73,140)           -
 Income tax benefit                           (27,062)           -
                                           ----------     --------
 Net loss                                  $  (46,078)    $      -
                                           ==========     ========

There were no operations conducted during the previous quarter ended December 31, 1997 and 1996.


                            STATEMENTS OF CASH FLOWS

              THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                     1997          1996

OPERATING ACTIVITIES:
    Net loss                                     $  (46,078)   $         -
    Adjustments to income not requiring cash:
      Amortization of shelf registration costs       73,140              -
      Change in payable to Piper Jaffray
         Companies Inc.                             (27,062)             -
                                                    -------      ---------
    Net cash from operating activities           $        -    $         -

    INCREASE IN CASH                             $        -    $         -

    CASH AT BEGINNING OF YEAR                    $   10,000    $    10,000
                                                 ----------    -----------

    CASH AT END OF YEAR                          $   10,000    $    10,000
                                                 ==========    ===========

There were no operations conducted during the previous quarter ended December 31, 1997 and 1996.

               See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1997 AND 1996



1.  ORGANIZATION AND BUSINESS ACTIVITY

Piper Mortgage Acceptance Corporation (the Company), incorporated on June 4, 1991, is a wholly owned subsidiary of Piper Jaffray Companies Inc. (the Parent). The Company has not commenced operations except for the conduct of organizational matters and the issuance of 1,000 shares of the Company's common stock to Piper Jaffray Companies Inc.

The Company's Certificate of Incorporation limited the business activities in which it could engage to activities in connection with or related to the issuance of Bonds. The Company's activities were to include the issuance and sale of bonds secured by one or more of the following: mortgage loans and mortgage loans insured by the Federal Housing Administration or partially guaranteed by the Veteran's Administration; pass-through mortgage-backed certificates as to which either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association guarantees the timely payment of interest and timely or ultimate
payment  of  principal;   loans  or  installment   sales  contracts  secured  by
manufactured housing; and any other mortgage pass-through certificates or mortgage-collateralized obligations.

The Company had filed a Registration Statement under the Securities Act of 1933 (the Act) with the Securities and Exchange Commission, pursuant to which $100,000,000 in aggregate principal amount of the Company's mortgage-backed bonds were registered under the Act.

Effective April 30, 1997 the Board of Directors of the Company approved a plan for dissolution of the Company. Pursuant to the plan, the Company has filed an Application for an Order Consenting to the Withdrawal of a Registration Statement and a Form 15 Certification and Notice of Termination of Registration with the Securities and Exchange Commission. All of the assets and liabilities of the Company will be assumed by the Parent.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996.

The statement of financial condition as of March 31, 1997 and the information for the periods ended March 31, 1997 and 1996, is unaudited.

                      PIPER MORTGAGE ACCEPTANCE CORPORATION

          (a wholly owned subsidiary of Piper Jaffray Companies Inc.)




3.  INCOME TAXES

Pursuant to the Board of Director's plan of dissolution, the Company will file a consolidated federal and state income tax return with its Parent and affiliates. Tax benefits will be made to the Parent for income taxes computed on pre-tax book loss using the consolidated effective tax rate.


4.  RELATED PARTY TRANSACTIONS

Effective April 30, 1997 the Parent has forgiven the obligations of the Company to the Parent. Upon dissolution, all of the assets and liabilities of the Company will be assumed by the Parent.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       Results of Operations

       The Company had not commenced operations, except for the conduct of organizational matters and the issuance of 1,000 shares of the Company's common stock to Piper Jaffray Companies Inc.

      Effective April 30, 1997 the Board of Directors of the Company approved a plan for dissolution of the Company. Pursuant to the plan, the deferred shelf registration costs relating to the Company's intent to issue mortgage-backed bonds were fully amortized during the quarter ended March 31, 1997. In addition, all of the assets and liabilities of the Company will be assumed by the Parent.


PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits
            None applicable


         (b).     Reports on Form 8-K
            The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PIPER MORTGAGE ACCEPTANCE CORPORATION
                                                (Registrant)





Dated May 13, 1997            /s/ DEBORAH K. ROESLER
                              DEBORAH K. ROESLER
                              Treasurer  (Principal  Financial and  Accounting
                              Officer)